Form 10-Q
period 2026-03-31
Maywood Acquisition Corp. 2
filed 2026-05-13
CIK 2080087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-43231

Maywood Acquisition Corp. 2
(Exact name of registrant as specified in its charter)

Cayman Islands	00-0000000 N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

732 S. 6th Street, #5235, Las Vegas, NV	89101
(Address of principal executive offices)	(Zip code)

(347) 414-3373

(Issuer’s telephone number including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, one right and one redeemable warrant	MYXXU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	MYX	The Nasdaq Stock Market LLC
Rights, each entitling the holder to one-fourth of one ordinary share upon the completion of the Company’s initial business combination	MYXXR	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for Class A ordinary shares at an exercise price of $11.50 per share	MYXXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of May 13, 2026, the registrant had 10,490,000 Class A ordinary shares, $0.0001 par value, outstanding and 4,040,541 Class B ordinary shares, $0.0001 par value.

Part I - Financial Information

Item 1 – Financial Statements

MAYWOOD ACQUISITION CORP. 2

BALANCE SHEET

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$852	$9,388
Deferred offering costs associated with proposed public offering	168,141	119,265
Total current assets	168,993	128,653

Total assets	$168,993	$128,653

LIABILITIES AND STOCKHOLDER’S EQUITY:
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$21,151	$26,265
Related party payable	5,421	5,381
Promissory note – related party	139,000	89,000
Total current liabilities	165,572	120,646

Total liabilities	165,572	120,646

STOCKHOLDER’S EQUITY:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 4,040,541 issued and outstanding (1)	404	404
Additional paid-in capital	24,596	24,596
Accumulated deficit	(21,579)	(16,993)

Total stockholder’s equity	3,421	8,007

Total liabilities and stockholder’s equity	$168,993	$128,653

(1)	Includes an aggregate of up to 527,027 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

 MAYWOOD ACQUISITION CORP. 2

UNAUDITED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Expenses
Formation and operating costs	$4,780
Total Expenses	(4,780)

Interest income	194

Net loss	$(4,586)

Weighted average shares outstanding, basic and diluted (1)	3,513,514
Basic and diluted net loss per common share	$(0.00)

(1)	Excludes an aggregate of up to 527,027 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The Company was incorporated on June 3, 2025. Accordingly, no comparative financial information is presented for the three months ended March 31, 2025, as the Company had not yet been incorporated.

The accompanying notes are an integral part of these unaudited financial statements.

MAYWOOD ACQUISITION CORP. 2

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 (UNAUDITED) AND

FOR THE PERIOD FROM JUNE 3, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 3, 2025 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Stone Bay, LLC (1)	4,040,541	404	24,596	-	25,000
Net loss		-	-	(16,993)	(16,993)
Balance, December 31, 2025	4,040,541	$404	$24,596	$(16,993)	$8,007

Net loss for the period		-	-	(4,586)	(4,586)
Balance, March 31, 2026 (Unaudited)	4,040,541	$404	$24,596	$(21,579)	$3,421

(1)	Includes an aggregate of up to 527,027 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

MAYWOOD ACQUISITION CORP. 2

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash flows from operating activities:
Net loss	$(4,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-
Net cash used in operating activities	(4,586)

Cash flows from financing activities:
Proceeds received from Sponsors under promissory note	50,000
Deferred offering costs associated with proposed public offering	(53,950)
Net cash used in financing activities	(3,950)

Net decrease in cash	(8,536)

Cash and cash equivalents – Beginning of period	9,388
Cash and cash equivalents – End of period	$852

Non-cash financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$15,101
Deferred offering costs paid by Sponsors through related party payable	$40

The Company was incorporated on June 3, 2025. Accordingly, no comparative financial information is presented for the three months ended March 31, 2025, as the Company had not yet been incorporated.

The accompanying notes are an integral part of these unaudited financial statements.

MAYWOOD ACQUISITION CORP. 2

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Maywood Acquisition Corp. 2 (the "Company") is a blank check company incorporated as a Cayman Islands exempted company on June 3, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a "Business Combination").

The Company has not selected any target business and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any target business regarding an initial Business Combination with the Company. The Company may pursue an initial Business Combination in any industry or geographic location that it determines is attractive and in the best interests of its shareholders.

Stone Bay, LLC and West Pike, LLC are the Company's co-sponsors (together, the "Sponsors").

As of March 31, 2026, the Company had not commenced any operations. All activity through March 31, 2026 relates to the Company's formation and the proposed initial public offering ("Proposed Public Offering"), which is described in Note 3. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Proposed Public Offering was declared effective on April 13, 2026, and the Company subsequently consummated its Initial Public Offering on April 15, 2026. Refer to Note 9 – Subsequent Events for additional information regarding the Initial Public Offering and related transactions.

Business Combination

The Company's Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the trust account (the "Trust Account") to be established in connection with the Initial Public Offering (excluding taxes payable on the interest earned on the Trust Account) at the time of the execution of a definitive agreement for such Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. There is no assurance that the Company will be able to successfully effect a Business Combination.

Trust Account

Upon the closing of the Initial Public Offering, $100,000,000 ($10.00 per Unit) of the gross proceeds from the Initial Public Offering will be placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The funds held in the Trust Account will be invested or held in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, or held as cash or in an interest-bearing demand deposit account, until the earlier of the completion of a Business Combination or the distribution of the Trust Account as described below.

Redemption Rights

The Company will provide the holders of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either in connection with a shareholder meeting called to approve the Business Combination or by means of a tender offer. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned thereon, net of taxes payable). There are no redemption rights with respect to the Company's warrants or rights.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company's liquidation, a Business Combination, or certain amendments to the Company's amended and restated memorandum and articles of association. In accordance with ASC 480, "Distinguishing Liabilities from Equity," redemption provisions not solely within the control of the Company require such shares to be classified outside of permanent equity. As the Public Shares were issued with other freestanding instruments (i.e., warrants and rights), the initial carrying value of the Public Shares classified as temporary equity is determined in accordance with ASC 470-20.

The Company has elected to recognize changes in redemption value immediately as they occur and to adjust the carrying amount of the Public Shares to equal the redemption value at the end of each reporting period. Accordingly, the Public Shares are classified as temporary equity until such time as a redemption event occurs.

Liquidation

The Company will have until 12 months from the closing of the Initial Public Offering (or 15 months in the event that a definitive Business Combination agreement has been publicly announced) to consummate a Business Combination. If the Company is unable to complete a Business Combination within such period, the Company will (i) cease all operations except for the purpose of winding up, (ii) redeem 100% of the Public Shares at a per-share price equal to the amount then held in the Trust Account (including interest earned thereon, net of taxes payable and up to $100,000 of dissolution expenses), and (iii) liquidate, subject to applicable law.

The Sponsors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete a Business Combination within the required time period. However, if the Sponsors acquire Public Shares, they will be entitled to liquidating distributions with respect to such Public Shares.

To protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by vendors or prospective target businesses reduce the amount of funds in the Trust Account, subject to certain exceptions, including claims by third parties who have executed waivers and claims under the Company's indemnification of the underwriters.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

As of March 31, 2026, the Company had $852 in cash and working capital of $3,421.

Subsequent to March 31, 2026, the Company has completed its Initial Public Offering and has sufficient liquidity to meet its working capital needs through the earlier of the consummation of a Business Combination or one year from the date of issuance of these unaudited financial statements.

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans, if any, would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, a portion of such loans may be converted into private placement units at a price of $10.00 per unit. Such private placement units would be identical to the units issued in the private placement. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay such loans, but no proceeds held in the Trust Account would be used to repay such loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company has sufficient liquidity to fund its operations for at least one year from the date these financial statements are issued. Accordingly, no substantial doubt exists about the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows for the period presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, it is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the Company’s securities less attractive as a result, there may be a less active trading market for its securities and the prices of its securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standard used. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $852 as cash and cash equivalents as of March 31, 2026.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares, warrants, and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares are charged to temporary equity, and offering costs allocated to the warrants and share rights in the Units, the Private Placement Units, and the Restricted Class A Ordinary Shares are charged to shareholders' deficit, as the warrants and rights included in the Units and Private Placement Units, after management's evaluation, are accounted for under equity treatment.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Shares of conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as a component of stockholder’s equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, upon completion of the Proposed Public Offering, the Class A ordinary shares will be presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet.

The Class B ordinary shares are classified as a component of stockholder’s equity since they are not subject to possible redemption outside of the Company’s control.

Share Rights

The Company will account for the Public and Private Placement Share Rights, as defined below, to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the rights under equity treatment at their assigned value.

Warrant Instruments

 The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging,” specifically ASC 815-40, “Contracts in Entity’s Own Equity.” The Company evaluated the warrant instruments and concluded that they meet the criteria for equity classification, as the warrants are indexed to the Company’s own stock and meet all conditions for equity classification under ASC 815-40. Accordingly, the warrants are classified as equity at their assigned value upon issuance and are not subject to subsequent remeasurement.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2026. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. An aggregate of 527,027 Class B ordinary shares that are subject to forfeiture if the underwriters' over-allotment option is not exercised have been excluded from the calculation of weighted average shares outstanding (see Notes 5 and 7). At March 31, 2026, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently Issued Accounting Pronouncements

Management does not believe any other recently issued, but not yet effective, accounting standards will have a material impact on the Company’s financial statements.

NOTE 3 – PROPOSED PUBLIC OFFERING

Pursuant to the Proposed Public Offering, the Company intends to offer for sale up to 10,000,000 Units at a price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share (the "Public Shares"), one right to receive one-fourth (1/4) of one Class A ordinary share (each, a "Public Share Right") upon the consummation of an initial Business Combination, and one redeemable warrant (each, a "Public Warrant").

Each whole warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment, and will become exercisable on the later of 30 days after the completion of a Business Combination or 12 months from the closing of the Initial Public Offering. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Public Share Rights will automatically convert into Class A ordinary shares upon the consummation of a Business Combination at a ratio of one-fourth (1/4) of one Class A ordinary share for each right, subject to adjustment. If the Company does not complete a Business Combination within the prescribed time period, the rights will expire worthless. No fractional shares will be issued upon conversion of the Public Share Rights, and holders will not receive cash in lieu of fractional shares.

The Company also intends to grant the underwriter a 45-day option from the date of the prospectus to purchase up to an additional 1,500,000 Units (15% of the Units to be sold in the Proposed Public Offering) at the Initial Public Offering price, less underwriting discounts and commissions, to cover over-allotments, if any.

Refer to Note 9 – Subsequent Events for information regarding the consummation of the Initial Public Offering on April 15, 2026.

NOTE 4 – PRIVATE PLACEMENT

In connection with the closing of the Proposed Public Offering, West Pike, LLC, one of the Company's co-sponsors,  has agreed to purchase an aggregate of 140,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, in a private placement that will close simultaneously with the consummation of the Initial Public Offering, for aggregate gross proceeds of $1,400,000.

Each Private Placement Unit will consist of one Class A ordinary share, one right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of the Company's initial Business Combination, and one redeemable warrant (the "Private Placement Warrants"). The Private Placement Units will be identical to the Units to be sold in the Initial Public Offering, except that, so long as they are held by  the Sponsors or their permitted transferees: (i) the Private Placement Units, including the securities underlying such units, may not be transferred, assigned or sold until 30 days after the completion of the Company's initial Business Combination, subject to certain limited exceptions; (ii) the Private Placement Warrants are not redeemable by the Company; and (iii) the Private Placement Warrants may be exercised on a cashless basis at the option of the holder.

The Sponsor, officers and directors have entered into a letter agreement with the Company pursuant to which they have agreed to: (i) waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the Company's initial Business Combination; (ii) waive their redemption rights with respect to any founder shares and public shares held by them in connection with certain amendments to the Company's amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares if the Company fails to complete an initial Business Combination within the prescribed time period, although they will be entitled to liquidating distributions with respect to any public shares they hold; and (iv) vote any founder shares and public shares held by them in favor of the Company's initial Business Combination.

If the Company does not complete an initial Business Combination within the required time period, the Private Placement Rights and Private Placement Warrants will expire worthless, and the Private Placement Shares will not participate in liquidating distributions from the Trust Account.

Refer to Note 9 – Subsequent Events for information regarding the consummation of the Private Placement on April 15, 2026.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On June 4, 2025, the Company approved the acquisition by Stone Bay, LLC of an aggregate of 2,424,324 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.01 per share, to cover certain of the Company’s offering costs. Up to 527,027 of the Founder Shares are subject to surrender by Stone Bay, LLC for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

In October 2025, the Company effected a share capitalization, resulting in the issuance of an additional 1,616,217 Class B ordinary shares (Founder Shares) to Stone Bay, LLC for no additional consideration. Following the share capitalization, Stone Bay, LLC holds an aggregate of 4,040,541 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

Promissory Note — Related Party

In August 2025, Stone Bay, LLC, one of the Company’s sponsors, agreed to loan the Company up to $300,000 (the “Promissory Note”) to be used to pay a portion of the expenses of the Proposed Public Offering. As of March 31, 2026, the Company had an outstanding balance of $139,000 under this note.

The Promissory Note is non-interest bearing and is payable upon the closing of the Initial Public Offering out of the proceeds not held in the Trust Account or, if not repaid at such time, on or before December 31, 2026.

Related party payable

As of March 31, 2026, the Sponsor and its affiliate had paid $5,421 on behalf of the Company for formation and offering-related expenses. This amount is recorded as a related party payable in the accompanying unaudited balance sheet as of March 31, 2026.

Administrative Services Agreement

In connection with the closing of the Initial Public Offering in April 2026, the Company entered into an administrative services agreement with an affiliate of the Sponsors, pursuant to which the Company will pay $1,667 per month for office space, utilities, and secretarial and administrative support. No amounts were incurred or payable under this agreement as of March 31, 2026. Refer to Note 9 – Subsequent Events for additional information.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

If the Company completes a Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay such loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of March 31, 2026, no Working Capital Loans were outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units (including the securities contained therein), and any securities that may be issued upon conversion of Working Capital Loans (if any) will be entitled to registration rights pursuant to a registration rights agreement. This agreement requires the Company to register such securities for resale. In the case of the Founder Shares, registration rights will apply only after they are converted into Class A ordinary shares.

The holders of these securities are entitled to make up to three demands, excluding short-form demands, to register such securities. In addition, these holders will have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

In connection with the proposed initial public offering (the “Offering”), the Company entered into an engagement letter with D. Boral Capital LLC (the “Underwriter”) to act as sole book-running manager. Pursuant to the agreement, the Underwriter will be entitled to a cash underwriting fee of $500,000, payable upon the closing of the Offering, and will be issued representative shares equal to 3.5 % of the total Units sold in the Offering. The representative shares are subject to the lock-up and transfer restrictions required by FINRA Rule 5110(e) and may be registered for resale at the Company’s discretion following the expiration of the applicable lock-up period. The Company also agreed to reimburse the Underwriter for out-of-pocket expenses not to exceed $25,000, which includes a $10,000 advance previously paid by the Sponsors and credited against the final reimbursement. The engagement letter does not provide for any deferred underwriting commission or other contingent fee payable from the Trust Account upon completion of the Company’s initial business combination. The Company granted the Underwriter a 45-day option from the date of the prospectus to purchase up to 15 % of the Units sold in the Offering to cover over-allotments, if any, at the Offering price less underwriting discounts and commissions. All underwriting fees, representative-share issuance costs, and reimbursable expenses will be treated as offering costs and charged to additional paid-in capital upon the completion of the Offering, in accordance with ASC 340.

Refer to Note 9 – Subsequent Events for information regarding the consummation of the Initial Public Offering and the payment of underwriting fees

NOTE 7 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2026, there were no shares of preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share. At March 31, 2026, there were no Class A ordinary shares issued or outstanding. The Company’s Class A ordinary shares  which are subject to possible redemption, will be presented as temporary equity in accordance with ASC 480-10-S99. The redemption provisions are not solely within the control of the Company and, accordingly, such shares will be classified outside of permanent equity.

Class B Ordinary Shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote per share.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law; provided that prior to the closing of a Business Combination, only holders of Class B ordinary shares have the right to vote on the appointment or removal of directors and on continuing the Company in a jurisdiction outside the Cayman Islands.

On June 04, 2025, the Sponsor purchased 2,424,324 Class B ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000. Up to 527,027 of the Founder Shares are subject to surrender by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. In October 2025, the Company effected a share capitalization, resulting in the issuance of an additional 1,616,217 Class B ordinary shares (Founder Shares) to the Sponsor for no additional consideration. Following the share capitalization, the Sponsor holds an aggregate of 4,040,541 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as converted basis, 26% of the sum of the total number of all ordinary shares outstanding upon completion of the Proposed Public Offering plus all Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination (excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A shares of ordinary shares issued, or to be issued, to any seller in a Business Combination) less any Class A ordinary shares redeemed in connection with the Business Combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Rights — Each unit issued in the Initial Public Offering and in the private placement includes one right. Each right entitles the holder to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. Accordingly, every four rights entitle the holder to receive one whole Class A ordinary share. If the Company is the surviving entity upon completion of the initial Business Combination, the conversion of rights will occur automatically. If the Company is not the surviving entity upon completion of the initial Business Combination, each holder of rights will be required to affirmatively convert its rights in order to receive the underlying Class A ordinary shares.

No fractional Class A ordinary shares will be issued upon conversion of the rights. Fractional shares will be rounded down to the nearest whole share or otherwise addressed in accordance with applicable Cayman Islands law. As a result, holders must hold rights in multiples of four in order to receive shares for all of their rights upon the closing of an initial Business Combination.

The rights do not carry any voting rights or redemption rights and do not participate in liquidating distributions. If the Company is unable to complete an initial Business Combination within the prescribed time period and redeems the Public Shares, holders of rights will not receive any funds from the Trust Account with respect to such rights, and the rights will expire worthless.

As of March 31, 2026, there were no rights outstanding.

Warrants —  Each whole warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The warrants become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering, provided that a registration statement covering the Class A ordinary shares issuable upon exercise is effective or an exemption from registration is available. If a registration statement is not effective, the warrants may be exercised on a cashless basis in accordance with the warrant agreement.

The warrants will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. In no event will the Company be required to net cash settle the warrants.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant unless the shares issuable upon such exercise have been registered, qualified or deemed exempt under applicable securities laws. If such conditions are not satisfied, the holder of such warrant will not be entitled to exercise the warrant and such warrant may expire worthless.

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants (except for the Private Placement Warrants while held by the Sponsors or its permitted transferees), in whole and not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice, if and only if the closing price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after the completion of the initial Business Combination.

The Private Placement Warrants are identical to the Public Warrants, except that they are not redeemable by the Company so long as they are held by the Sponsors or its permitted transferees and may be exercised on a cashless basis at the option of the holder.

The warrant agreement includes customary anti-dilution provisions that adjust the number of shares issuable upon exercise and the exercise price in the event of share capitalizations, subdivisions, reorganizations or similar events. In addition, the warrant agreement includes provisions that adjust the exercise price in connection with certain issuances of equity securities in connection with a Business Combination. Such provisions are designed to preserve the economic value of the warrants and do not result in variability inconsistent with equity classification under ASC 815-40.

In the event of a reclassification, reorganization, merger, consolidation or similar transaction, warrant holders will be entitled to receive the same form and amount of consideration that they would have received if they had exercised their warrants immediately prior to such event.

The warrants are issued in registered form under a warrant agreement with a warrant agent. The warrant agreement provides that the terms of the warrants may be amended with the consent of holders of at least 50% of the outstanding warrants, subject to certain exceptions.

The warrant holders do not have the rights or privileges of holders of Class A ordinary shares, including voting rights or dividend rights, until they exercise their warrants and receive Class A ordinary shares.

As of March 31, 2026, there were no warrants outstanding.

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For The Three Months Ended March 31, 2026	As of March 31, 2026
Formation, general and administrative costs	$4,780	-
Deferred offering costs associated with proposed public offering	-	$168,141

The CODM primarily evaluates the Company’s performance based on total formation and operating costs, Deferred offering costs associated with proposed public offering and the level of available cash resources. These measures are used to monitor liquidity, manage expenditures, and forecast cash requirements to ensure sufficient capital is available to fund ongoing operations, complete the proposed public offering, and pursue a potential business combination within the prescribed business combination period. The CODM does not evaluate performance based on separate segment profit or loss measures.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, other than as disclosed below and elsewhere in these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

Initial Public Offering

On April 15, 2026, the Company consummated its Initial Public Offering of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Class A ordinary share, one right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of the Company's initial Business Combination, and one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

The Company granted the underwriter a 45-day option from the date of the prospectus to purchase up to 1,500,000 additional Units (15% of the Units sold in the Initial Public Offering) at the Initial Public Offering price, less underwriting discounts and commissions, to cover over-allotments, if any. As of the date of issuance of these financial statements, the over-allotment option had not been exercised.

Private Placement

Simultaneously with the closing of the Initial Public Offering on April 15, 2026, the Company consummated the sale of 140,000 Private Placement Units to West Pike, LLC, one of the Company's co-sponsors, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $1,400,000. Each Private Placement Unit consists of one Class A ordinary share, one right and one redeemable warrant. The Private Placement Units (and the underlying securities) are subject to certain transfer restrictions until 30 days following the consummation of the Company's initial Business Combination, and the Private Placement Warrants are not redeemable by the Company so long as they are held by the Sponsors or their permitted transferees.

Representative Shares

In connection with the consummation of the Initial Public Offering, the Company issued 350,000 Class A ordinary shares (the "Representative Shares") to the underwriter and/or its designees as part of the underwriting compensation. The Representative Shares are subject to transfer restrictions in accordance with FINRA Rule 5110(e) and are considered non-cash underwriting compensation.

Trust Account

Following the closing of the Initial Public Offering on April 15, 2026, $100,000,000 ($10.00 per Unit) of the gross proceeds from the Initial Public Offering was placed in a U.S.-based trust account (the "Trust Account") maintained by Continental Stock Transfer & Trust Company, acting as trustee. The funds held in the Trust Account will be invested or held in U.S. government treasury bills with a maturity of 185 days or less, in money market funds investing solely in U.S. Treasuries, or held as cash or in an interest-bearing demand deposit account, until the earlier of the consummation of a Business Combination or the distribution of the Trust Account.

Transaction Costs

Transaction costs related to the Initial Public Offering amounted to approximately $4,302,199, consisting of $500,000 of cash underwriting fees, $3,348,381 representing the fair value of Representative Shares issued to the underwriter, and $453,818 of other offering costs, including legal, audit and filing fees. Transaction costs were allocated to the separable financial instruments issued in connection with the Initial Public Offering based on their relative fair values. Costs allocated to equity-classified instruments were recorded as a reduction of additional paid-in capital, while costs allocated to liability-classified instruments, if any, were expensed as incurred.

Repayment of Promissory Note

Subsequent to March 31, 2026, the Company received an additional drawdown of $30,000 under the Promissory Note. Upon the closing of the Initial Public Offering on April 15, 2026, $70,000 of the outstanding balance was settled through a non-cash offset arrangement between the Company's co-sponsors in connection with the funding of the Private Placement, leaving an outstanding balance of $99,000 as of April 15, 2026.

Administrative Services Agreement

In connection with the Initial Public Offering, the Company entered into an administrative services agreement with an affiliate one of the Sponsors, pursuant to which the Company will pay $1,667 per month for office space, utilities, and secretarial and administrative support. Such payments commenced on April 15, 2026, the date the Company's securities were first listed on Nasdaq, and will continue until the earlier of the consummation of the Company's initial Business Combination or its liquidation.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Maywood Acquisition Corp. 2. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on June 3, 2025. We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

We have not selected any specific Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We may pursue a Business Combination target in any industry or geographic location. We intend to use cash derived from the proceeds of our Initial Public Offering and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt, in effecting a Business Combination.

As of March 31, 2026, we had not commenced any operations. All activity through March 31, 2026 related to our formation and the proposed Initial Public Offering. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. Prior to the consummation of the Initial Public Offering, we generated limited non-operating income in the form of interest income on cash and cash equivalents.

The registration statement for our Initial Public Offering was declared effective by the SEC on April 13, 2026. Subsequent to March 31, 2026, on April 15, 2026, we consummated our Initial Public Offering of 10,000,000 units (the “Units”) at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 140,000 private placement units (the “Private Placement Units”) to West Pike, LLC, one of our co-sponsors, at a price of $10.00 per Private Placement Unit, generating aggregate gross proceeds of $1,400,000. As of the date of issuance of these financial statements, the underwriter’s 45-day over-allotment option had not been exercised.

Upon the closing of the Initial Public Offering and the private placement on April 15, 2026, $100,000,000 ($10.00 per Unit sold in the Initial Public Offering) was placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. As our Initial Public Offering had not been consummated as of March 31, 2026, the Trust Account had not been funded as of such date.

We will have until 12 months from the closing of the Initial Public Offering (or 15 months in the event that a definitive Business Combination agreement has been publicly announced) to consummate our initial Business Combination. If we are unable to complete a Business Combination within such period, we will redeem the public shares and liquidate.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2026 were organizational activities, those necessary to prepare for our Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Following the consummation of the Initial Public Offering on April 15, 2026, we expect to generate non-operating income in the form of interest income on the proceeds held in the Trust Account.

For the three months ended March 31, 2026, we had a net loss of $4,586, consisting of formation and operating costs of $4,780, partially offset by interest income of $194. Our operating costs for the period consisted primarily of legal, accounting, regulatory, formation and other costs associated with our organizational activities and preparation for the proposed Initial Public Offering.

The Company was incorporated on June 3, 2025. Accordingly, no comparative financial information is presented for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had $852 in cash and working capital of $3,421.

Our liquidity needs through March 31, 2026 had been satisfied through a payment of $25,000 from Stone Bay, LLC, one of our co-sponsors, for the founder shares, and loans from Stone Bay, LLC under an unsecured promissory note. As of March 31, 2026, $139,000 was outstanding under the promissory note.

For the three months ended March 31, 2026, net cash used in operating activities was $4,586, attributable to the net loss of $4,586.

For the three months ended March 31, 2026, net cash used in financing activities was $3,950, consisting of $53,950 of deferred offering costs paid in connection with the proposed Initial Public Offering, partially offset by $50,000 of proceeds received under the promissory note from Stone Bay, LLC.

Subsequent to March 31, 2026, on April 15, 2026, we consummated our Initial Public Offering and the related private placement, generating aggregate gross proceeds of $101,400,000, of which $100,000,000 was placed in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned thereon (less amounts required to pay taxes, if any), to complete our initial Business Combination. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our co-sponsors or an affiliate of our co-sponsors, or certain of our officers and directors, may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into private placement units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of March 31, 2026, no Working Capital Loans were outstanding.

Going Concern

As of March 31, 2026, we had $852 in cash and working capital of $3,421. Subsequent to March 31, 2026, we consummated our Initial Public Offering on April 15, 2026 and have sufficient liquidity to meet our working capital needs through the earlier of the consummation of a Business Combination or one year from the date of issuance of these unaudited financial statements. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that we have sufficient liquidity to fund our operations for at least one year from the date these financial statements are issued. Accordingly, no substantial doubt exists about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of March 31, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the promissory note from Stone Bay, LLC described above. In connection with the proposed Initial Public Offering, we entered into an engagement letter with D. Boral Capital LLC (the “Underwriter”), which provided for a cash underwriting fee of $500,000 and the issuance of representative shares equal to 3.5% of the total Units sold, in each case payable upon the closing of the Initial Public Offering. The cash underwriting fee was paid, and the representative shares were issued, upon the closing of the Initial Public Offering on April 15, 2026.

Subsequent to March 31, 2026, in connection with the closing of our Initial Public Offering on April 15, 2026, we entered into an administrative services agreement with an affiliate of our co-sponsors, pursuant to which we pay $1,667 per month for office space, utilities, and secretarial and administrative support services. The administrative services agreement will terminate upon the earlier of the completion of our initial Business Combination or our liquidation.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Deferred Offering Costs

We comply with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs allocated to equity-classified instruments will be charged against additional paid-in capital, and offering costs allocated to the redeemable Class A ordinary shares will be charged to temporary equity.

Ordinary Shares Subject to Possible Redemption

We will account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. As of March 31, 2026, there were no Class A ordinary shares issued or outstanding. Following the closing of our Initial Public Offering on April 15, 2026, our Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholder’s equity section of our balance sheet.

Warrants and Rights

We will account for the warrants and rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Management has evaluated the warrants and rights and concluded that they meet the criteria for equity classification. Accordingly, the warrants and rights will be classified as equity at their assigned value upon issuance and are not subject to subsequent remeasurement. As of March 31, 2026, no warrants or rights were issued or outstanding.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with such standards. We have elected to take advantage of the benefits of this extended transition period.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2025, Stone Bay, LLC, one of the Company’s sponsors, paid $25,000, or approximately $0.01 per share, to cover certain of our offering costs in exchange for 2,424,324 Class B ordinary shares. In October 2025, we effected a share capitalization resulting in the issuance of an additional 1,616,217 founder shares. As a result, Stone Bay, LLC held an aggregate of 4,040,541 founder shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On April 15, 2026, we consummated our initial public offering (the “IPO”) of 10,000,000 units (“Units”),. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (“Ordinary Shares”), one right (“Rights”), each Right entitling its holder to receive one-fourth of one Ordinary Share upon the completion of the Company’s initial business combination and one warrant (“Warrants”), each Warrant entitling the holder to purchase one Ordinary Share for $11.50. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000.  The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-294616). The registration statement was declared effective on April 13, 2026.

Simultaneously with the consummation of the IPO, the Company consummated a private placement (the “Private Placement”) of 140,000 units (“Private Placement Units”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $1,400,000. The Private Placement Units were purchased by West Pike, LLC, one of the Company’s sponsors. The Private Placement Units are identical to the Units sold in the IPO, subject to certain exceptions. West Pike has agreed not to transfer, assign or sell any of the Private Placement Units (or underlying securities), subject to certain customary exceptions, until 30 days after the completion of the Company’s initial business combination. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

An aggregate of $100,000,000 has been deposited in the trust account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the Initial Public Offering ($10.00 per unit sold in the offering, including the over-allotment option).

Transaction costs related to the Initial Public Offering amounted to approximately $4,302,199, consisting of $500,000 of cash underwriting fees, $3,348,381 representing the fair value of representative shares issued to the underwriter, and $453,818 of other offering costs, including legal, audit and filing fees.

For a description of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5 – Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYWOOD ACQUISITION CORP. 2

Dated: May 13, 2026	By.	/s/ Zikang Wu
Zikang Wu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

