Form 10-Q
period 2026-06-30
Maywood Acquisition Corp. 2
filed 2026-08-14
CIK 2080087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-43231

Maywood Acquisition Corp. 2
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

732 S. 6th Street, #5235, Las Vegas, NV	89101
(Address of principal executive offices)	(Zip code)

(347) 414-3373

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, one right and one redeemable warrant	MYXXU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	MYX	The Nasdaq Stock Market LLC
Rights, each entitling the holder to one-fourth of one ordinary share upon the completion of the Company's initial business combination	MYXXR	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share	MYXXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

As of August 14, 2026, the registrant had 10,490,000 Class A ordinary shares, $0.0001 par value, outstanding and 4,040,541 Class B ordinary shares, $0.0001 par value, outstanding.

INDEX

Part I - Financial Information

Item 1 – Financial Statements	3

Unaudited Balance Sheets as of June 30, 2026 and December 31, 2025	3

Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 3, 2025 (Inception) Through June 30, 2025	4

Unaudited Statements of Changes in Shareholders' Equity for the Three and Six Months Ended June 30, 2026 and for the Period from June 3, 2025 (Inception) Through June 30, 2025	5

Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 3, 2025 (Inception) Through June 30, 2025	6

Notes to Unaudited Financial Statements	7

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 – Controls and Procedures	24

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 5 – Other Information	25

Item 6 – Exhibits	26

Signatures	27

Part I - Financial Information

Item 1 – Financial Statements

MAYWOOD ACQUISITION CORP. 2

UNAUDITED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash	$307,155	$9,388
Prepaid expenses	61,544	-
Deferred offering costs associated with proposed public offering	-	119,265
Total current assets	368,699	128,653
Investments held in Trust Account	100,738,435	-
Total Assets	$101,107,134	$128,653

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,307	$26,265
Promissory note – related party	99,000	89,000
Related party payable	10,189	5,381
Total current liabilities	140,496	120,646
Total liabilities	140,496	120,646

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A ordinary shares subject to possible redemption, 10,000,000 and no shares issued and outstanding at redemption values of approximately $10.07 and $0.00 per share as of June 30, 2026 and December 31, 2025, respectively	100,738,435	-
Shareholders' Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; 490,000 and no shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	49	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 4,040,541 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	404	404
Additional paid-in capital	-	24,596
Retained earnings (accumulated deficit)	227,750	(16,993)
Total shareholders' equity	228,203	8,007

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity	$101,107,134	$128,653

(1)

Includes an aggregate of 527,027 Class B ordinary shares that were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. The over-allotment option expired unexercised on May 28, 2026, and such shares became subject to surrender for no consideration. The surrender and cancellation of such shares had not been completed as of the date these unaudited financial statements were issued; upon completion, 3,513,514 Class B ordinary shares will remain issued and outstanding (see Notes 5 and 7).

The accompanying notes are an integral part of these unaudited financial statements.

MAYWOOD ACQUISITION CORP. 2

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Period from June 3, 2025 (Inception) Through June 30, 2025	For the Six Months Ended June 30, 2026	For the Period from June 3, 2025 (Inception) Through June 30, 2025
Expenses
Formation and operating costs	$56,223	$4,431	$61,003	$4,431
Offering costs attributable to over-allotment option liability	3,155	-	3,155	-
Total expenses	(59,378)	(4,431)	(64,158)	(4,431)

Interest income	1,615	-	1,809	-
Dividend income earned on investments held in Trust Account	738,435	-	738,435	-
Change in fair value of over-allotment option liability	70,726	-	70,726	-
Total other income	810,776	-	810,970	-

Net income (loss)	$751,398	$(4,431)	$746,812	$(4,431)

Weighted average redeemable Class A ordinary shares outstanding, basic and diluted	8,461,538	-	4,254,144	-
Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.06	$-	$0.09	$-

Weighted average non-redeemable Class A ordinary shares outstanding, basic and diluted	414,615	-	208,453	-
Basic and diluted net income (loss) per non-redeemable Class A ordinary share	$0.06	$-	$0.09	$-

Weighted average Class B ordinary shares outstanding, basic and diluted	3,513,514	3,896,236	3,513,514	3,896,236
Basic and diluted net income (loss) per Class B ordinary share (1)	$0.06	$(0.00)	$0.09	$(0.00)

(1)

For the 2026 periods, weighted average Class B ordinary shares outstanding exclude 527,027 Class B ordinary shares that were subject to forfeiture. The underwriters’ over-allotment option expired unexercised on May 28, 2026, and such shares became subject to surrender for no consideration and remain excluded from weighted average shares outstanding (see Notes 5 and 7).

The accompanying notes are an integral part of these unaudited financial statements.

MAYWOOD ACQUISITION CORP. 2

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND

FOR THE PERIOD FROM JUNE 3, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained Earnings (accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	deficit)	Equity
Balance, December 31, 2025	-	$-	4,040,541	$404	$24,596	$(16,993)	$8,007
Net loss for the period	-	-	-	-	-	(4,586)	(4,586)
Balance, March 31, 2026	-	-	4,040,541	404	24,596	(21,579)	3,421
Issuance of private placement units – Class A ordinary shares	140,000	14	-	-	1,399,986	-	1,400,000
Issuance of representative shares to underwriter	350,000	35	-	-	3,348,346	-	3,348,381
Proceeds allocated to public warrants	-	-	-	-	874,748	-	874,748
Proceeds allocated to public rights	-	-	-	-	3,457,237	-	3,457,237
Offering costs allocated to equity-classified instruments (2)	-	-	-	-	(201,793)	-	(201,793)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	-	-	-	-	(8,666,754)	-	(8,666,754)
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(236,366)	(502,069)	(738,435)
Net income for the period	-	-	-	-	-	751,398	751,398
Balance, June 30, 2026	490,000	$49	4,040,541	$404	$-	$227,750	$228,203

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 3, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	4,040,541	404	24,596	-	25,000
Net loss	-	-	-	-	-	(4,431)	(4,431)
Balance, June 30, 2025	-	$-	4,040,541	$404	$24,596	$(4,431)	$20,569

(1)

Includes an aggregate of 527,027 Class B ordinary shares that were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. The option expired unexercised on May 28, 2026, and such shares became subject to surrender for no consideration; the surrender and cancellation had not been completed as of the date these unaudited financial statements were issued (see Notes 5 and 7).

(2)	Transaction costs were allocated among the redeemable Class A ordinary shares, warrants, rights and other equity-classified instruments using the relative fair value method.

The accompanying notes are an integral part of these unaudited financial statements.

MAYWOOD ACQUISITION CORP. 2

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND

FOR THE PERIOD FROM JUNE 3, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	For the Six Months Ended June 30, 2026	For the Period from June 3, 2025 (Inception) Through June 30, 2025
Cash flows from operating activities:
Net income (loss)	$746,812	$(4,431)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating costs paid by Sponsors through related party payable	640	4,431
Dividend income earned on investments held in Trust Account	(738,435)	-
Offering costs attributable to over-allotment option liability	3,155	-
Change in fair value of over-allotment option liability	(70,726)	-
Changes in operating assets and liabilities:
Prepaid expenses	(61,544)	-
Accounts payable and accrued expenses	5,042	-
Related party payable – administrative services	4,168	-
Net cash used in operating activities	(110,888)	-
Cash flows from investing activities:
Investment of cash in Trust Account	(100,000,000)	-
Net cash used in investing activities	(100,000,000)	-
Cash flows from financing activities:
Proceeds from Initial Public Offering	100,000,000	-
Proceeds from sale of Private Placement Units	1,330,000	-
Proceeds from promissory note – related party	80,000	-
Payment of offering costs	(1,001,345)	-
Net cash provided by financing activities	100,408,655	-
Net increase in cash	297,767	-
Cash – beginning of period	9,388	-
Cash – end of period	$307,155	$-

Supplemental disclosure of non-cash investing and financing activities:
Settlement of promissory note – related party against proceeds of Private Placement Units	$70,000	$-
Representative shares issued to underwriter as non-cash underwriting compensation	$3,348,381	$-
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	$9,405,189	$-
Proceeds allocated to over-allotment option liability	$70,726	$-
Subscription receivable from issuance of Class B ordinary shares to Sponsor	$-	$25,000

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

Stone Bay, LLC and West Pike, LLC are the Company’s co-sponsors (together, the "Sponsors").

As of June 30, 2026, the Company had not commenced any operations. All activity through June 30, 2026 relates to the Company’s formation and its initial public offering (the "Initial Public Offering"), which is described in Note 3. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of dividend income earned on the proceeds of the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on April 13, 2026, and the Company consummated its Initial Public Offering on April 15, 2026.

The underwriter’s 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments expired unexercised on May 28, 2026, and no additional Units were issued (see Notes 2, 5, 6 and 7).

Transaction costs related to the Initial Public Offering amounted to approximately $4,468,991, consisting of $500,000 of cash underwriting fees, $3,348,381 representing the fair value of representative shares issued to the underwriter, and $620,610 of other offering costs, including legal, audit and filing fees.

Business Combination

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the trust account (the "Trust Account") established in connection with the Initial Public Offering (excluding taxes payable on the interest earned on the Trust Account) at the time of the execution of a definitive agreement for such Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. There is no assurance that the Company will be able to successfully effect a Business Combination.

Trust Account

Following the closing of the Initial Public Offering on April 15, 2026, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in the Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below. To mitigate the risk of being deemed an unregistered investment company, the Company may instruct the trustee to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account.

As of June 30, 2026, investments held in the Trust Account amounted to $100,738,435, held in a government money market fund with Continental Stock Transfer & Trust Company ("Continental") acting as trustee. Cash of $307,155 was held outside of the Trust Account on June 30, 2026, and available for working capital purposes.

Redemption Rights

The Company will provide the holders of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either in connection with a shareholder meeting called to approve the Business Combination or by means of a tender offer. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned thereon, net of taxes payable). There are no redemption rights with respect to the Company’s warrants or rights.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, a Business Combination, or certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480, "Distinguishing Liabilities from Equity," redemption provisions not solely within the control of the Company require such shares to be classified outside of permanent equity. As the Public Shares were issued with other freestanding instruments (i.e., warrants and rights), the initial carrying value of the Public Shares classified as temporary equity is determined in accordance with ASC 470-20.

The Company has elected to recognize changes in redemption value immediately as they occur and to adjust the carrying amount of the Public Shares to equal the redemption value at the end of each reporting period. Accordingly, the Public Shares are presented at redemption value and are classified as temporary equity until such time as a redemption event occurs. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from the initial carrying value to the redemption value. Changes in the carrying value of redeemable Public Shares are recorded as adjustments to additional paid-in capital (to the extent available) and accumulated deficit.

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

To protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by vendors or prospective target businesses reduce the amount of funds in the Trust Account, subject to certain exceptions, including claims by third parties who have executed waivers and claims under the Company’s indemnification of the underwriters.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

As of June 30, 2026, the Company had $307,155 in cash held outside the Trust Account and working capital of $228,203.

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). Such Working Capital Loans, if any, would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, a portion of such loans may be converted into private placement units at a price of $10.00 per unit. Such private placement units would be identical to the units issued in the private placement. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay such loans, but no proceeds held in the Trust Account would be used to repay such loans.

The Company has until April 15, 2027 (or July 15, 2027 in the event that a definitive Business Combination agreement has been publicly announced) to consummate a Business Combination. If the Company is unable to complete a Business Combination by such date, the Company will be required to cease all operations except for the purpose of winding up, redeem the Public Shares and thereafter liquidate and dissolve, unless the completion period is validly extended. It is uncertain that the Company will be able to consummate a Business Combination by this date.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, "Presentation of Financial Statements – Going Concern," management has determined that the Company’s mandatory liquidation and subsequent dissolution, should a Business Combination not be completed by April 15, 2027, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these unaudited financial statements are issued. Management intends to address this uncertainty through the completion of a Business Combination or a valid extension of the completion period; however, there can be no assurance that these plans will be successful. These unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2025 included in the Company’s final prospectus dated April 13, 2026 and the audited balance sheet as of April 15, 2026 included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2026.

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As such, it is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the Company’s securities less attractive as a result, there may be a less active trading market for its securities and the prices of its securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standard used. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $307,155 in cash and no cash equivalents held outside the Trust Account as of June 30, 2026.

Investments Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $100,738,435, were invested in the BlackRock Liquidity Funds Treasury Trust Fund (Ticker: TTTXX), an institutional government money market fund that invests solely in U.S. Treasury obligations and repurchase agreements collateralized by such obligations and that meets the conditions of Rule 2a-7 under the Investment Company Act. The Company’s investments held in the Trust Account are presented at fair value, which is based on the fund’s published net asset value of $1.00 per share (see Note 8). Dividend income earned on the investments held in the Trust Account is recognized when earned and is presented in the accompanying unaudited statements of operations. Such earnings are legally restricted and, other than to pay taxes, if any, are not available for the Company’s working capital purposes prior to a Business Combination or liquidation.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, "Expenses of Offering." Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, "Debt with Conversion and Other Options," addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied the guidance in ASC 470-20 by analogy to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares, warrants, and rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged against the carrying amount of the Class A ordinary shares subject to possible redemption (temporary equity), and offering costs allocated to the warrants and rights included in the Units and the Private Placement Units, and to the other equity-classified instruments, were charged to shareholders’ equity (additional paid-in capital), as such instruments, after management’s evaluation, are accounted for as equity. Offering costs allocated to the over-allotment option liability, which is classified as a liability under ASC 480, were expensed as incurred and are presented separately in the accompanying unaudited statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity, as the redemption provisions are not solely within the control of the Company.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to the redemption value. Changes in the carrying value of redeemable shares are recorded as adjustments to additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Number of Shares	Amount
Public offering proceeds	10,000,000	$100,000,000
Less:
Proceeds allocated to public rights		(3,457,237)
Proceeds allocated to public warrants		(874,748)
Proceeds allocated to over-allotment option liability		(70,726)
Allocation of offering costs related to redeemable shares		(4,264,043)
Add:
Accretion of carrying value to redemption value		8,666,754
Balance as of April 15, 2026	10,000,000	100,000,000
Subsequent remeasurement of carrying value to redemption value		738,435
Class A ordinary shares subject to possible redemption – June 30, 2026	10,000,000	$100,738,435

The Class B ordinary shares are classified as a component of shareholders’ equity since they are not subject to possible redemption outside of the Company’s control.

Share Rights

The Company accounted for the Public and Private Placement Share Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, "Derivatives and Hedging." The Company evaluated the rights and concluded that they meet the criteria for equity classification. Accordingly, the rights are classified as equity at their assigned value upon issuance and are not subject to subsequent remeasurement.

Warrant Instruments

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, "Derivatives and Hedging," specifically ASC 815-40, "Contracts in Entity’s Own Equity." The Company evaluated the warrant instruments and concluded that they meet the criteria for equity classification, as the warrants are indexed to the Company’s own stock and meet all conditions for equity classification under ASC 815-40. Accordingly, the warrants are classified as equity at their assigned value upon issuance and are not subject to subsequent remeasurement.

As of June 30, 2026, there were 10,000,000 Public Warrants and 140,000 Private Placement Warrants outstanding.

Over-Allotment Option

In connection with the Initial Public Offering, the Company granted the underwriter a 45-day option from the date of the prospectus to purchase up to 1,500,000 additional Units. The over-allotment option was a freestanding financial instrument indexed to the Company’s contingently redeemable Public Shares and was accounted for as a liability in accordance with ASC 480. The liability was initially measured at fair value on April 15, 2026 and subsequently remeasured at fair value, with changes in fair value recognized in earnings. The option expired unexercised on May 28, 2026, at which time its fair value was zero. Accordingly, on April 15, 2026 the Company recognized an over-allotment option liability of $70,726 out of the proceeds of the Initial Public Offering, which reduced the proceeds allocated to the Class A ordinary shares subject to possible redemption, and recognized a corresponding gain of $70,726 upon expiration of the option. Offering costs of $3,155 allocated to the over-allotment option liability were expensed. No over-allotment option liability was outstanding as of June 30, 2026 (see Note 8).

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, "Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2026. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At June 30, 2026, the Company had approximately $57,155 in excess of federally insured limits. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, "Earnings Per Share." The Company has three classes of shares for purposes of computing net income (loss) per share: Class A ordinary shares subject to possible redemption, non-redeemable Class A ordinary shares and Class B ordinary shares. Income and losses are allocated ratably between the classes based on the weighted average number of shares outstanding during the periods, as the classes share ratably in the Company’s income and losses. Basic and diluted net income (loss) per ordinary share is computed by dividing the net income (loss) allocable to each class by the weighted average number of ordinary shares of that class outstanding during the period. The 527,027 Class B ordinary shares that were subject to forfeiture are excluded from the calculation of weighted average shares outstanding for the 2026 periods; the underwriters’ over-allotment option expired unexercised on May 28, 2026, and such shares became subject to surrender for no consideration and remain excluded from weighted average shares outstanding (see Notes 5 and 7). The Public and Private Placement Rights were excluded from diluted net income (loss) per ordinary share because the issuance of the underlying shares is contingent upon the completion of a Business Combination. The Public and Private Placement Warrants were excluded because their effect would have been antidilutive. Accordingly, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	Three Months Ended June 30, 2026 Redeemable Class A	Non-Redeemable Class A	Class B
Allocation of net income (loss)	$513,168	$25,145	$213,085
Basic and diluted weighted average shares outstanding	8,461,538	414,615	3,513,514
Basic and diluted net income (loss) per share	$0.06	$0.06	$0.06

	Period from June 3, 2025 (Inception) Through June 30, 2025 Redeemable Class A	Non-Redeemable Class A	Class B
Allocation of net income (loss)	$-	$-	$(4,431)
Basic and diluted weighted average shares outstanding	-	-	3,896,236
Basic and diluted net income (loss) per share	$-	$-	$(0.00)

	Six Months Ended June 30, 2026 Redeemable Class A	Non-Redeemable Class A	Class B
Allocation of net income (loss)	$398,320	$19,518	$328,974
Basic and diluted weighted average shares outstanding	4,254,144	208,453	3,513,514
Basic and diluted net income (loss) per share	$0.09	$0.09	$0.09

	Period from June 3, 2025 (Inception) Through June 30, 2025 Redeemable Class A	Non-Redeemable Class A	Class B
Allocation of net income (loss)	$-	$-	$(4,431)
Basic and diluted weighted average shares outstanding	-	-	3,896,236
Basic and diluted net income (loss) per share	$-	$-	$(0.00)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, and gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The fair value hierarchy and the Company’s assets and liabilities measured at fair value are described in Note 8.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, "Fair Value Measurement," approximates the carrying amounts represented in the accompanying unaudited balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances annual and interim segment disclosures, including additional information on segment expenses, the role of the Chief Operating Decision Maker (CODM), and how segment performance is evaluated. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU resulted in additional disclosures but did not have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed information in the effective tax rate reconciliation and income taxes paid. As an emerging growth company that has elected to use the extended transition period for complying with new or revised accounting standards, the guidance is effective for the Company for its annual period beginning January 1, 2026. Given that there is currently no taxation imposed by the government of the Cayman Islands, the Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Management does not believe any other recently issued, but not yet effective, accounting standards will have a material impact on the Company’s financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering consummated on April 15, 2026, the Company sold 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Class A ordinary share (the "Public Shares"), one right to receive one-fourth (1/4) of one Class A ordinary share (each, a "Public Share Right") upon the consummation of an initial Business Combination, and one redeemable warrant (each, a "Public Warrant").

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

No fractional Class A ordinary shares will be issued upon conversion of the Public Share Rights, and holders will not receive cash in lieu of fractional shares.

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on April 15, 2026, West Pike, LLC, one of the Company’s sponsors, purchased an aggregate of 140,000 private placement units (the "Private Placement Units"), at a purchase price of $10.00 per unit, generating gross proceeds of $1,400,000.

Each Private Placement Unit consists of one Class A ordinary share, one right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of the Company’s initial business combination, and one redeemable warrant (the "Private Placement Warrants").

The Private Placement Units are identical to the units sold in the Initial Public Offering, except that: (i) the Private Placement Units, including the securities underlying such units, may not be transferred, assigned or sold until 30 days after the completion of the Company’s initial business combination, subject to certain limited exceptions; and (ii) the Private Placement Units are entitled to registration rights.

The Sponsors, officers and directors have entered into a letter agreement with the Company pursuant to which they have agreed to: (i) waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the Company’s initial business combination; (ii) waive their redemption rights with respect to any founder shares and public shares held by them in connection with certain amendments to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares if the Company fails to complete an initial business combination within the prescribed time period, although they will be entitled to liquidating distributions with respect to any public shares they hold; and (iv) vote any founder shares and public shares held by them in favor of the Company’s initial business combination.

If the Company does not complete an initial business combination within the required time period, the Private Placement Rights and Private Placement Warrants will expire worthless, and the Private Placement Shares will not participate in liquidating distributions from the Trust Account.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On June 4, 2025, the Company approved the acquisition by Stone Bay, LLC of an aggregate of 2,424,324 Class B ordinary shares (the "Founder Shares") for an aggregate purchase price of $25,000, or approximately $0.01 per share, to cover certain of the Company’s offering costs. Up to 527,027 of the Founder Shares were subject to surrender by Stone Bay, LLC for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part.

In October 2025, the Company effected a share capitalization, resulting in the issuance of an additional 1,616,217 Class B ordinary shares (Founder Shares) to Stone Bay, LLC for no additional consideration. Following the share capitalization, Stone Bay, LLC held an aggregate of 4,040,541 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

The underwriters’ over-allotment option expired unexercised on May 28, 2026. As a result, the 527,027 Founder Shares that were subject to forfeiture became subject to surrender by Stone Bay, LLC to the Company for no consideration. As of June 30, 2026 and the date these unaudited financial statements were issued, the legal execution of the surrender and cancellation, including the corresponding update of the Company’s register of members, had not been completed, and 4,040,541 Class B ordinary shares remained issued and outstanding. Upon completion of the surrender and cancellation, Stone Bay, LLC will hold 3,513,514 Founder Shares, and 3,513,514 Class B ordinary shares will remain issued and outstanding.

Promissory Note — Related Party

In August 2025, Stone Bay, LLC, one of the Company’s sponsors, agreed to loan the Company up to $300,000 (the "Promissory Note") to be used to pay a portion of the expenses of the Initial Public Offering. As of December 31, 2025, $89,000 was outstanding under the Promissory Note. During the six months ended June 30, 2026, the Company received additional drawdowns totaling $80,000, consisting of $50,000 during the three months ended March 31, 2026 and $30,000 during the three months ended June 30, 2026. On April 15, 2026, upon the closing of the Initial Public Offering, $70,000 of the outstanding balance was settled through a non-cash offset arrangement between the Company’s co-sponsors in connection with the funding of the Private Placement, whereby $70,000 of the $1,400,000 Private Placement purchase price was applied against the Promissory Note in lieu of a cash payment. Following these transactions, $99,000 remained outstanding under the Promissory Note as of June 30, 2026 ($89,000 plus $80,000 of drawdowns, less the $70,000 non-cash settlement).

The Promissory Note is non-interest bearing and is payable upon the closing of the Initial Public Offering out of the proceeds not held in the Trust Account or, if not repaid at such time, on or before December 31, 2026.

Related Party Payable

As of June 30, 2026, the related party payable balance of $10,189 recorded in the accompanying unaudited balance sheet comprised $6,021 of formation and offering-related expenditures paid by the Sponsors and their affiliate on behalf of the Company and $4,168 accrued under the administrative services agreement described below.

Administrative Services Agreement

In connection with the closing of the Initial Public Offering in April 2026, the Company entered into an administrative services agreement with an affiliate of the Sponsors, pursuant to which the Company will pay $1,667 per month for office space, utilities, and secretarial and administrative support. Payments commenced on April 15, 2026, the date the Company’s securities were first listed on Nasdaq. For the three and six months ended June 30, 2026, the Company incurred $4,168 of fees under this agreement, all of which was accrued and unpaid as of June 30, 2026.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans").

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of June 30, 2026, no Working Capital Loans were outstanding.

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

Underwriting Agreement

In connection with the Initial Public Offering, the Company entered into an engagement letter with D. Boral Capital LLC (the "Underwriter") to act as sole book-running manager. Pursuant to the agreement, the Underwriter was entitled to a cash underwriting fee of $500,000, payable upon the closing of the Initial Public Offering, and was issued 350,000 representative shares (equal to 3.5% of the total Units sold in the Initial Public Offering). The representative shares are subject to the lock-up and transfer restrictions required by FINRA Rule 5110(e) and may be registered for resale following the expiration of the applicable lock-up period. The engagement letter does not provide for any deferred underwriting commission or other contingent fee payable from the Trust Account upon completion of the Company’s initial Business Combination.

The Company also agreed to reimburse the Underwriter for out-of-pocket expenses not to exceed $25,000, which includes a $10,000 advance previously paid by the Sponsors and credited against the final reimbursement.

The Company granted the Underwriter a 45-day option from the date of the prospectus to purchase up to 1,500,000 additional Units (15% of the Units sold in the Initial Public Offering) to cover over-allotments, if any, at the Initial Public Offering price less underwriting discounts and commissions. The over-allotment option expired unexercised on May 28, 2026, and no additional Units were issued.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share.

As of June 30, 2026, there were 10,000,000 Class A ordinary shares issued and outstanding subject to possible redemption, which are presented as temporary equity in accordance with ASC 480-10-S99. The redemption provisions are not solely within the control of the Company and, accordingly, such shares are classified outside of permanent equity.

In addition, as of June 30, 2026, there were 490,000 Class A ordinary shares issued and outstanding that are not subject to redemption, which are included in shareholders’ equity, consisting of the 140,000 Class A ordinary shares underlying the Private Placement Units and the 350,000 representative shares issued to the Underwriter.

Class B Ordinary Shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote per share.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law; provided that prior to the closing of a Business Combination, only holders of Class B ordinary shares have the right to vote on the appointment or removal of directors and on continuing the Company in a jurisdiction outside the Cayman Islands.

On June 4, 2025, the Sponsors purchased 2,424,324 Class B ordinary shares ("Founder Shares") for an aggregate purchase price of $25,000. Up to 527,027 of the Founder Shares were subject to surrender by the Sponsors for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. In October 2025, the Company effected a share capitalization, resulting in the issuance of an additional 1,616,217 Class B ordinary shares (Founder Shares) to the Sponsors for no additional consideration. Following the share capitalization, the Sponsors held an aggregate of 4,040,541 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

The underwriters’ over-allotment option expired unexercised on May 28, 2026. Upon expiration of the option, the 527,027 Founder Shares that were subject to forfeiture became subject to surrender to the Company for no consideration; the surrender and cancellation of such shares had not been completed as of the date these unaudited financial statements were issued. As of June 30, 2026, there were 4,040,541 Class B ordinary shares issued and outstanding, of which 527,027 were subject to surrender.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as converted basis, 26% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination (excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination) less any Class A ordinary shares redeemed in connection with the Business Combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

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

As of June 30, 2026, there were 10,140,000 rights outstanding, consisting of 10,000,000 public rights and 140,000 private rights.

Warrants — As of June 30, 2026, there were 10,000,000 Public Warrants and 140,000 Private Placement Warrants outstanding.

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

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants, in whole and not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice, if and only if the closing price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

The Private Placement Warrants are identical to the Public Warrants.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026
Assets:
Investments held in Trust Account – money market fund	1	$100,738,435

The Public Warrants, Private Placement Warrants, Public Rights and Private Placement Rights are classified within shareholders’ equity and are not subsequently remeasured. The Public Shares are classified as temporary equity and are remeasured to redemption value as described in Note 2. The assigned values discussed below represent non-recurring fair value measurements determined as of April 15, 2026, the issuance date, solely for purposes of allocating the gross proceeds and offering costs among the instruments issued.

The fair value of the warrants was $886,995 in the aggregate, or approximately $0.09 per warrant, comprising $874,748 attributable to the Public Warrants and $12,247 attributable to the Private Placement Warrants. The fair value of the warrants was determined using a Binomial Lattice Model, which incorporates the contractual terms of the warrants, including the exercise price, redemption features, and expected term.

The Private Placement Warrants are identical to the Public Warrants.

The warrants have been classified within shareholders’ equity and are not subject to subsequent remeasurement.

The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Warrants:

Input	April 15, 2026
Risk-free interest rate	3.99%
Expected term (years)	6.0
Pre-business combination volatility	5.00%
Post-business combination volatility	21.55%
Exercise price	$11.50
Underlying Class A ordinary share price	$9.91
Redemption threshold price	$18.00
Redemption threshold days	20 days within any 30-day period
Redemption price	$0.01
Probability of completing a Business Combination	15%

The fair value of the rights was $3,505,638 in the aggregate, or approximately $0.35 per right, comprising $3,457,237 attributable to the Public Rights and $48,401 attributable to the Private Placement Rights. The fair value of the rights was determined using a Probability-Weighted Expected Return Method, reflecting the contingent nature of the payoff based on the consummation of a Business Combination.

The rights have been classified within shareholders’ equity and are not subject to subsequent remeasurement.

The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Rights:

Input	April 15, 2026
Risk-free interest rate	3.70%
Expected term (years)	1.00
Underlying Class A ordinary share price	$9.57
Probability of completing a Business Combination	15%

The 350,000 representative shares issued to the underwriter were measured at their issuance-date fair value of $3,348,381, or $9.5668 per share, determined on a residual basis by reference to the fair value of a Unit less the fair value of the right and the warrant included in the Unit. The representative shares were recorded as non-cash underwriting compensation and treated as a cost of the offering.

Over-Allotment Option Liability

The over-allotment option granted to the underwriter was a freestanding financial instrument indexed to the Company’s contingently redeemable Public Shares and was accounted for as a liability under ASC 480, measured at fair value with changes in fair value recognized in earnings (see Note 2). The fair value of the option was determined using a Black-Scholes option pricing model. The original contractual term was 45 days from the April 13, 2026 prospectus date; as of the April 15, 2026 measurement date, the remaining contractual term was 43 days, or approximately 0.1178 years. The measurement was categorized within Level 3 of the fair value hierarchy. The following table presents the quantitative information regarding the inputs used in the Level 3 valuation of the over-allotment option:

Input	April 15, 2026
Number of option Units	1,500,000
Underlying Unit fair value	$9.99
Exercise price per Unit	$10.00
Remaining contractual term (years)	0.1178
Expected volatility	2.00%
Risk-free interest rate	3.72%
Fair value per option Unit	$0.0472

The option expired unexercised on May 28, 2026, and its fair value at that date was zero. The following table presents the change in the fair value of the over-allotment option liability:

Over-Allotment Option Liability
Initial recognition at April 15, 2026	$70,726
Change in fair value	(70,726)
Balance as of June 30, 2026	$-

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2026.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, "Segment Reporting," establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer and Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company has one operating and reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss), which is the same measure reported in the accompanying unaudited statements of operations. The CODM uses net income (loss) to monitor budgeted versus actual formation and operating costs, to manage expenditures, and to assess the sufficiency of the Company’s liquidity to fund operations and pursue a Business Combination within the prescribed completion period. The measure of segment assets is total assets as reported on the accompanying unaudited balance sheets. Significant segment expenses and other segment items regularly provided to the CODM are as follows:

	For the Three Months Ended June 30, 2026	For the Period from June 3, 2025 (Inception) Through June 30, 2025	For the Six Months Ended June 30, 2026	For the Period from June 3, 2025 (Inception) Through June 30, 2025
Less: Formation and operating costs	$(56,223)	$(4,431)	$(61,003)	$(4,431)
Less: Offering costs attributable to over-allotment option liability	(3,155)	-	(3,155)	-
Interest income	1,615	-	1,809	-
Dividend income earned on investments held in Trust Account	738,435	-	738,435	-
Change in fair value of over-allotment option liability	70,726	-	70,726	-
Net income (loss)	$751,398	$(4,431)	$746,812	$(4,431)

Segment assets, representing total assets, were $101,107,134 as of June 30, 2026 and $128,653 as of December 31, 2025, consisting principally of investments held in the Trust Account, cash held outside the Trust Account and prepaid expenses.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 14, 2026, the date the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited financial statements.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

References to the "Company," "our," "us" or "we" refer to Maywood Acquisition Corp. 2. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as "expect," "believe," "anticipate," "intend," "estimate," "seek" and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

As of June 30, 2026, we had not commenced any operations. All activity through June 30, 2026 related to our formation and the Initial Public Offering. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. Prior to the consummation of the Initial Public Offering, we generated limited non-operating income in the form of interest on cash and cash equivalents. Following the consummation of the Initial Public Offering, we generated non-operating income from investments held in the Trust Account.

The registration statement for our Initial Public Offering was declared effective by the SEC on April 13, 2026. On April 15, 2026, we consummated our Initial Public Offering of 10,000,000 units (the "Units") at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 140,000 private placement units (the "Private Placement Units") to West Pike, LLC, one of our co-sponsors, at a price of $10.00 per Private Placement Unit, generating aggregate gross proceeds of $1,400,000. The underwriter did not exercise its 45-day over-allotment option to purchase up to 1,500,000 additional Units, and the option expired unexercised on May 28, 2026. As a result, 527,027 founder shares held by Stone Bay, LLC became subject to surrender to us for no consideration; the surrender and cancellation of such shares had not been completed as of the date of this Quarterly Report, and 4,040,541 Class B ordinary shares remained issued and outstanding.

Upon the closing of the Initial Public Offering and the private placement on April 15, 2026, $100,000,000 ($10.00 per Unit sold in the Initial Public Offering) was placed in a U.S.-based trust account (the "Trust Account") maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We will have until 12 months from the closing of the Initial Public Offering (April 15, 2027) (or 15 months (July 15, 2027) in the event that a definitive Business Combination agreement has been publicly announced) to consummate our initial Business Combination. If we are unable to complete a Business Combination within such period, we will redeem the public shares and liquidate.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2026 were organizational activities, those necessary to prepare for our Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

For the three months ended June 30, 2026, we had net income of $751,398, consisting of formation and operating costs of $56,223, and offering costs of $3,155 attributable to the over-allotment option liability, offset by interest income of $1,615, dividend income earned on investments held in the Trust Account of $738,435 and a gain of $70,726 on the change in fair value of the over-allotment option liability. Our operating costs for the period consisted primarily of legal, accounting, regulatory, listing, insurance and other costs associated with operating as a public company and preparing for a Business Combination.

For the period from June 3, 2025 (inception) through June 30, 2025, we had a net loss of $4,431, consisting of formation and operating costs.

For the six months ended June 30, 2026, we had net income of $746,812, consisting of formation and operating costs of $61,003 and offering costs of $3,155 attributable to the over-allotment option liability, offset by interest income of $1,809, dividend income earned on investments held in the Trust Account of $738,435 and a gain of $70,726 on the change in fair value of the over-allotment option liability. The over-allotment option was recognized as a liability out of the proceeds of the Initial Public Offering on April 15, 2026 and expired unexercised on May 28, 2026, at which time its fair value was zero.

Liquidity and Capital Resources

As of June 30, 2026, we had $307,155 in cash held outside the Trust Account and working capital of $228,203.

Our liquidity needs through June 30, 2026 had been satisfied through a payment of $25,000 from Stone Bay, LLC, one of our co-sponsors, for the founder shares, loans from Stone Bay, LLC under an unsecured promissory note and, following the closing of the Initial Public Offering on April 15, 2026, the net proceeds of the Initial Public Offering and the Private Placement not held in the Trust Account. As of June 30, 2026, $99,000 was outstanding under the promissory note.

For the six months ended June 30, 2026, net cash used in operating activities was $110,888. Net income of $746,812 was adjusted for dividend income earned on investments held in the Trust Account of $738,435, the $70,726 gain on the change in fair value of the over-allotment option liability and $3,155 of offering costs attributable to that liability (all non-cash items) and formation and operating costs of $640 paid directly by the Sponsors through the related party payable, and was further affected by changes in operating assets and liabilities of $(52,334), consisting of an increase in prepaid expenses of $61,544, partially offset by an increase in accounts payable and accrued expenses of $5,042 and an increase of $4,168 in amounts accrued under the administrative services agreement.

For the six months ended June 30, 2026, net cash used in investing activities was $100,000,000, consisting of cash deposited into the Trust Account upon the closing of the Initial Public Offering and the Private Placement.

For the six months ended June 30, 2026, net cash provided by financing activities was $100,408,655, consisting of $100,000,000 of gross proceeds from the Initial Public Offering, $1,330,000 of cash proceeds from the sale of the Private Placement Units and $80,000 of drawdowns under the promissory note from Stone Bay, LLC, partially offset by $1,001,345 of offering costs paid. The remaining $70,000 of the $1,400,000 Private Placement purchase price was funded through a non-cash settlement of the promissory note.

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

In order to finance transaction costs in connection with a Business Combination, our co-sponsors or an affiliate of our co-sponsors, or certain of our officers and directors, may, but are not obligated to, loan us funds as may be required (the "Working Capital Loans"). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into private placement units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of June 30, 2026, no Working Capital Loans were outstanding.

Going Concern

As of June 30, 2026, we had $307,155 in cash held outside the Trust Account and working capital of $228,203. We have until April 15, 2027 (or July 15, 2027 in the event that a definitive Business Combination agreement has been publicly announced) to consummate our initial Business Combination. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, "Presentation of Financial Statements – Going Concern," management has determined that our mandatory liquidation and subsequent dissolution, should a Business Combination not be completed by April 15, 2027, raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the accompanying unaudited financial statements are issued. Management intends to address this uncertainty through the completion of a Business Combination or a valid extension of the completion period; however, there can be no assurance that these plans will be successful. The unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, we had no material off-balance sheet arrangements or long-term contractual cash requirements other than the promissory note and the administrative services agreement described in Notes 5 and 6 to the unaudited financial statements included in this Quarterly Report.

Critical Accounting Estimates

The preparation of our unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The valuation of the over-allotment option involved significant estimates and assumptions, including the fair value of the underlying Units, expected volatility and the risk-free interest rate. The valuation of the warrants, the rights and the representative shares issued in connection with the Initial Public Offering involved significant estimates and assumptions, including the fair value of the underlying Class A ordinary shares and the probability of completing a Business Combination. These estimates are described in Note 8 to the unaudited financial statements. Actual results could differ materially from those estimates.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our "Certifying Officer"), the effectiveness of our disclosure controls and procedures as of June 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Following the closing of our Initial Public Offering on April 15, 2026, we implemented disclosure controls and procedures and internal control over financial reporting appropriate for our operations as a public reporting company, including engaging an external accounting firm with experience in special purpose acquisition company financial reporting. Other than the foregoing, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2025, Stone Bay, LLC, one of the Company’s sponsors, paid $25,000, or approximately $0.01 per share, to cover certain of our offering costs in exchange for 2,424,324 Class B ordinary shares. In October 2025, we effected a share capitalization resulting in the issuance of an additional 1,616,217 founder shares. As a result, Stone Bay, LLC held an aggregate of 4,040,541 founder shares. Upon the expiration of the underwriter’s over-allotment option on May 28, 2026, 527,027 founder shares held by Stone Bay, LLC became subject to surrender to us for no consideration; upon completion of the surrender and cancellation, 3,513,514 Class B ordinary shares will remain issued and outstanding. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended ("Securities Act").

On April 15, 2026, we consummated our initial public offering (the "IPO") of 10,000,000 units ("Units"). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share ("Ordinary Shares"), one right ("Rights"), each Right entitling its holder to receive one-fourth of one Ordinary Share upon the completion of the Company’s initial business combination, and one warrant ("Warrants"), each Warrant entitling the holder to purchase one Ordinary Share for $11.50. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-294616). The registration statement was declared effective on April 13, 2026. The underwriter’s 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments expired unexercised on May 28, 2026, and no additional Units were issued.

Simultaneously with the consummation of the IPO, the Company consummated a private placement (the "Private Placement") of 140,000 units ("Private Placement Units"), at a price of $10.00 per Private Placement Unit, generating total proceeds of $1,400,000. The Private Placement Units were purchased by West Pike, LLC, one of the Company’s sponsors. The Private Placement Units are identical to the Units sold in the IPO, subject to certain exceptions. West Pike has agreed not to transfer, assign or sell any of the Private Placement Units (or underlying securities), subject to certain customary exceptions, until 30 days after the completion of the Company’s initial business combination. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

An aggregate of $100,000,000 was deposited in the trust account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the Initial Public Offering ($10.00 per Unit sold in the Initial Public Offering).

Transaction costs related to the Initial Public Offering amounted to approximately $4,468,991, consisting of $500,000 of cash underwriting fees, $3,348,381 representing the fair value of representative shares issued to the underwriter, and $620,610 of other offering costs, including legal, audit and filing fees.

There has been no material change in the planned use of proceeds from the Initial Public Offering and the Private Placement as described in our final prospectus dated April 13, 2026.

For a description of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5 – Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) "Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) "non-Rule 10b5-1 trading arrangement," as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

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

MAYWOOD ACQUISITION CORP. 2

Dated: August 14, 2026	By:	/s/ Zikang Wu
Zikang Wu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

