Form 10-Q
period 2026-09-30
Maywood Acquisition Corp. 2
filed 2026-11-12
CIK 2080087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 12, 2026, the registrant had 10,490,000 Class A ordinary shares, $0.0001 par value, outstanding and 3,513,514 Class B ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

MAYWOOD ACQUISITION CORP. 2

BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	September 30, 2026	December 31, 2025
ASSETS
Cash	$199,311	$9,388
Deferred offering costs associated with proposed public offering	-	119,265
Prepaid expenses	33,769	-
Total Current Assets	233,080	128,653
Investments held in Trust Account	101,658,921	-
Total assets	$101,892,001	$128,653

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,398	$26,265
Promissory note – related party	99,000	89,000
Related party payable	15,190	5,381
Total current liabilities	148,588	120,646
Total Liabilities	148,588	120,646

COMMITMENTS AND CONTINGENCIES (NOTE 6)

Class A ordinary shares subject to possible redemption, 10,000,000 and no shares issued and outstanding at redemption values of approximately $10.17 and $0.00 per share as of September 30, 2026 and December 31, 2025, respectively	101,658,921	-

Shareholders' Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 490,000 and no shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	49	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,513,514 and 4,040,541 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (1)	351	404
Additional paid-in capital	-	24,596
Retained earnings (accumulated deficit)	84,092	(16,993)
Total shareholders' equity	84,492	8,007
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity	$101,892,001	$128,653

(1)

At December 31, 2025, included an aggregate of up to 527,027 Class B ordinary shares subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. The over-allotment option expired unexercised on May 28, 2026, and the 527,027 Class B ordinary shares were surrendered and cancelled during the three months ended September 30, 2026 (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

MAYWOOD ACQUISITION CORP. 2

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30, 2026	For The Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2026	For the Period from June 3, 2025 (Inception) through September 30, 2025
Expenses
Formation and operating costs	$146,221	$10,000	$207,224	$14,431
Offering costs attributable to over-allotment option liability	-	-	3,155	-
Total expenses	146,221	10,000	210,379	14,431
Other income
Interest income	2,510	-	4,319	-
Dividend income earned on investments held in Trust Account	920,486	-	1,658,921	-
Change in fair value of over-allotment option liability	-	-	70,726	-
Total other income	922,996	-	1,733,966	-

Net income (loss)	$776,775	$(10,000)	$1,523,587	$(14,431)

Weighted average redeemable Class A ordinary shares outstanding, basic and diluted	10,000,000	-	6,190,476	-
Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.06	$-	$0.15	$-
Weighted average non-redeemable Class A ordinary shares outstanding, basic and diluted	490,000	-	303,333	-
Basic and diluted net income (loss) per non-redeemable Class A ordinary share	$0.06	$-	$0.15	$-
Weighted average Class B ordinary shares outstanding, basic and diluted	3,513,514	4,040,541	3,513,514	4,006,870
Basic and diluted net income (loss) per Class B ordinary share (1)	$0.06	$(0.00)	$0.15	$(0.00)

(1)

For the 2026 periods, weighted average Class B ordinary shares outstanding exclude 527,027 Class B ordinary shares that were subject to forfeiture. The underwriters’ over-allotment option expired unexercised on May 28, 2026, and such shares became subject to surrender for no consideration, remained excluded from weighted average shares outstanding and were surrendered and cancelled during the three months ended September 30, 2026 (see Notes 5 and 7). For the 2025 periods, weighted average Class B ordinary shares outstanding include up to 527,027 Class B ordinary shares that were subject to forfeiture.

The accompanying notes are an integral part of the unaudited financial statements.

MAYWOOD ACQUISITION CORP. 2

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 (UNAUDITED)

	Class A		Class B		Additional Paid-In	Retained Earnings (Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2025	-	$-	4,040,541	$404	$24,596	$(16,993)	$8,007
Net loss for the period	-	-	-	-	-	(4,586)	(4,586)
Balance, March 31, 2026	-	$-	4,040,541	$404	$24,596	$(21,579)	$3,421
Issuance of private placement units - Class A ordinary shares	140,000	14	-	-	1,399,986	-	1,400,000
Issuance of representative shares to underwriter	350,000	35	-	-	3,348,346	-	3,348,381
Proceeds allocated to public warrants	-	-	-	-	874,748	-	874,748
Proceeds allocated to public rights	-	-	-	-	3,457,237	-	3,457,237
Offering costs allocated to equity-classified instruments (1)	-	-	-	-	(201,793)	-	(201,793)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	-	-	-	-	(8,666,754)	-	(8,666,754)
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(236,366)	(502,069)	(738,435)
Net income for the period	-	-	-	-	-	751,398	751,398
Balance, June 30, 2026	490,000	$49	4,040,541	$404	$-	$227,750	$228,203
Surrender and cancellation of founder shares			(527,027)	(53)	53		-
Subsequent remeasurement of Class A ordinary shares subject to possible redemption					(53)	(920,433)	(920,486)
Net income for the period						776,775	776,775
Balance, September 30, 2026	490,000	$49	3,513,514	$351	$-	$84,092	$84,492

(1)	Transaction costs were allocated among the redeemable Class A ordinary shares, warrants, rights and other equity-classified instruments using the relative fair value method.

MAYWOOD ACQUISITION CORP. 2

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM JUNE 3, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025 (UNAUDITED)

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of June 3, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	4,040,541	404	24,596	-	25,000
Net loss for the period	-	-	-	-	-	(4,431)	(4,431)
Balance, June 30, 2025	-	$-	4,040,541	$404	$24,596	$(4,431)	$20,569
Net loss for the period						(10,000)	(10,000)
Balance, September 30, 2025	-	$-	4,040,541	$404	$24,596	$(14,431)	$10,569

(1)	Includes an aggregate of up to 527,027 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

MAYWOOD ACQUISITION CORP. 2

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30, 2026	For the Period from June 3, 2025 (Inception) through September 30, 2025
Cash flows from operating activities:
Net income (loss)	$1,523,587	$(14,431)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating costs paid by Sponsors through related party payable	600	4,431
Dividend income earned on investments held in Trust Account	(1,658,921)	-
Offering costs attributable to over-allotment option liability	3,155	-
Change in fair value of over-allotment option liability	(70,726)	-
Changes in operating assets and liabilities:
Prepaid expenses	(33,769)	-
Accounts payable and accrued expenses	6,897	-
Related party payable - administrative services	9,169	-
Net cash used in operating activities	(220,008)	(10,000)

Cash flows from investing activities:
Investment of cash in Trust Account	(100,000,000)	-
Net cash used in investing activities	(100,000,000)	-

Cash flows from financing activities:
Proceeds from Initial Public Offering	100,000,000	-
Proceeds from sale of Private Placement Units	1,330,000	-
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Proceeds from promissory note - related party	80,000	44,000
Payment of offering costs	(1,000,069)	(45,000)
Net cash provided by financing activities	100,409,931	24,000
Net increase in cash	189,923	14,000

Cash - beginning of period	9,388	-
Cash - end of period	$199,311	$14,000

Supplemental disclosure of non-cash investing and financing activities:
Settlement of promissory note - related party against proceeds of Private Placement Units	$70,000	-
Representative shares issued to underwriter as non-cash underwriting compensation	$3,348,381	-
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	$10,325,675	-
Proceeds allocated to over-allotment option liability	$70,726	-
Offering costs included in accounts payable and accrued expenses	$25,000	$6,550

The accompanying notes are an integral part of the unaudited financial statements.

MAYWOOD ACQUISITION CORP. 2

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

Stone Bay, LLC and West Pike, LLC are the Company’s co-sponsors (together, the "Sponsors").

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 3, 2025 (inception) through September 30, 2026 relates to the Company’s formation and its initial public offering (the "Initial Public Offering"), which is described in Note 3, and, since the closing of the Initial Public Offering, the search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of dividend income earned on the proceeds of the Initial Public Offering held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

As of September 30, 2026, investments held in the Trust Account amounted to $101,658,921 held in a government money market fund with Continental Stock Transfer & Trust Company ("Continental") acting as trustee. Cash of $199,311 was held outside of the Trust Account on September 30, 2026, and available for working capital purposes.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

As of September 30, 2026, the Company had $199,311 in cash held outside the Trust Account and working capital of $84,492.

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

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2025 included in the Company’s final prospectus dated April 13, 2026 and the audited balance sheet as of April 15, 2026 included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $101,658,921 in investments held in the Trust Account and $199,311 in cash held outside the Trust Account as of September 30, 2026.

Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $101,658,921, were invested in the BlackRock Liquidity Funds Treasury Trust Fund (Ticker: TTTXX), an institutional government money market fund that invests solely in U.S. Treasury obligations and repurchase agreements collateralized by such obligations and that meets the conditions of Rule 2a-7 under the Investment Company Act. The Company’s investments held in the Trust Account are presented at fair value, which is based on the fund’s published net asset value of $1.00 per share (see Note 8). Dividend income earned on the investments held in the Trust Account is recognized when earned and is presented in the accompanying unaudited statements of operations. Such earnings are legally restricted and, other than to pay taxes, if any, are not available for the Company’s working capital purposes prior to a Business Combination or liquidation.

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

Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Number of Shares	$	Amount
Public offering proceeds	10,000,000		$100,000,000
Less:
Proceeds allocated to public rights			(3,457,237)
Proceeds allocated to public warrants			(874,748)
Proceeds allocated to over-allotment option liability			(70,726)
Allocation of offering costs related to redeemable shares			(4,264,043)
Add:
Accretion of carrying value to redemption value			8,666,754
Balance as of April 15, 2026	10,000,000		100,000,000
Subsequent remeasurement of carrying value to redemption value			1,658,921
Class A ordinary shares subject to possible redemption - September 30, 2026	10,000,000		$101,658,921

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

As of September 30, 2026, there were 10,000,000 Public Warrants and 140,000 Private Placement Warrants outstanding.

Over-Allotment Option

In connection with the Initial Public Offering, the Company granted the underwriter a 45-day option from the date of the prospectus to purchase up to 1,500,000 additional Units. The over-allotment option was a freestanding financial instrument indexed to the Company’s contingently redeemable Public Shares and was accounted for as a liability in accordance with ASC 480. The liability was initially measured at fair value on April 15, 2026 and subsequently remeasured at fair value, with changes in fair value recognized in earnings. The option expired unexercised on May 28, 2026, at which time its fair value was zero. Accordingly, on April 15, 2026 the Company recognized an over-allotment option liability of $70,726 out of the proceeds of the Initial Public Offering, which reduced the proceeds allocated to the Class A ordinary shares subject to possible redemption, and recognized a corresponding gain of $70,726 upon expiration of the option. Offering costs of $3,155 allocated to the over-allotment option liability were expensed. No over-allotment option liability was outstanding as of September 30, 2026 (see Note 8).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2026. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At September 30, 2026, the Company had approximately $50,689 below the federally insured limits. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, "Earnings Per Share." The Company has three classes of shares for purposes of computing net income (loss) per share: Class A ordinary shares subject to possible redemption, non-redeemable Class A ordinary shares and Class B ordinary shares. Income and losses are allocated ratably between the classes based on the weighted average number of shares outstanding during the periods, as the classes share ratably in the Company’s income and losses. Basic and diluted net income (loss) per ordinary share is computed by dividing the net income (loss) allocable to each class by the weighted average number of ordinary shares of that class outstanding during the period. The 527,027 Class B ordinary shares that were subject to forfeiture are excluded from the calculation of weighted average shares outstanding for the 2026 periods; the underwriters’ over-allotment option expired unexercised on May 28, 2026, and such shares became subject to surrender for no consideration and remain excluded from weighted average shares outstanding (see Notes 5 and 7). For the 2025 periods, weighted average Class B ordinary shares outstanding include up to 527,027 Class B ordinary shares that were subject to forfeiture, consistent with the Company’s audited financial statements for the period from June 3, 2025 (inception) through December 31, 2025. The Public and Private Placement Rights were excluded from diluted net income (loss) per ordinary share because the issuance of the underlying shares is contingent upon the completion of a Business Combination. The Public and Private Placement Warrants were excluded because their effect would have been antidilutive. Accordingly, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

Three Months Ended September 30, 2026
	Class A - redeemable	Class A - non-redeemable	Class B
Allocation of net income (loss)	554,700	27,180	194,895
Basic and diluted weighted average shares outstanding	10,000,000	490,000	3,513,514
Basic and diluted net income (loss) per share	$0.06	$0.06	$0.06

Three Months Ended September 30, 2025
	Class A - redeemable	Class A - non-redeemable	Class B
Allocation of net income (loss)	-	-	(10,000)
Basic and diluted weighted average shares outstanding	-	-	4,040,541
Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.00)

Nine Months Ended September 30, 2026
	Class A - redeemable	Class A - non-redeemable	Class B
Allocation of net income (loss)	942,483	46,182	534,922
Basic and diluted weighted average shares outstanding	6,190,476	303,333	3,513,514
Basic and diluted net income (loss) per share	$0.15	$0.15	$0.15

Period from June 3, 2025 (Inception) through September 30, 2025
	Class A - redeemable	Class A - non-redeemable	Class B
Allocation of net income (loss)	-	-	(14,431)
Basic and diluted weighted average shares outstanding	-	-	4,006,870
Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.00)

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure, in the notes to the financial statements, of certain costs and expenses included within each relevant expense caption presented on the face of the statement of operations. In January 2025, the FASB issued ASU 2025-01, which clarified that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

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

The underwriters’ over-allotment option expired unexercised on May 28, 2026. As a result, the 527,027 Founder Shares that were subject to forfeiture became subject to surrender by Stone Bay, LLC to the Company for no consideration. During the three months ended September 30, 2026, the surrender and cancellation of these shares was completed, and the Company’s register of members was updated accordingly. As of September 30, 2026, Stone Bay, LLC held 3,513,514 Founder Shares, and 3,513,514 Class B ordinary shares remained issued and outstanding.

Promissory Note — Related Party

In August 2025, Stone Bay, LLC, one of the Company’s sponsors, agreed to loan the Company up to $300,000 (the "Promissory Note") to be used to pay a portion of the expenses of the Initial Public Offering. As of December 31, 2025, $89,000 was outstanding under the Promissory Note. During the nine months ended September 30, 2026, the Company received additional drawdowns totaling $80,000, consisting of $80,000 during the six  months ended June 30, 2026 and $0 during the three months ended September 30, 2026. On April 15, 2026, upon the closing of the Initial Public Offering, $70,000 of the outstanding balance was settled through a non-cash offset arrangement between the Company’s co-sponsors in connection with the funding of the Private Placement, whereby $70,000 of the $1,400,000 Private Placement purchase price was applied against the Promissory Note in lieu of a cash payment. Following these transactions, $99,000 remained outstanding under the Promissory Note as of September 30, 2026 ($89,000 plus $80,000 of drawdowns, less the $70,000 non-cash settlement).

The Promissory Note is non-interest bearing and is payable on December 31, 2026.

Related Party Payable

As of September 30, 2026, the related party payable balance of $15,190 recorded in the accompanying unaudited balance sheet comprised $6,021 of formation and offering-related expenditures paid by the Sponsors and their affiliate on behalf of the Company and $9,169 accrued under the administrative services agreement described below.

Administrative Services Agreement

On April 13, 2026, in connection with the Initial Public Offering, the Company entered into an administrative services agreement with Stone Bay, LLC, one of the Company’s co-sponsors, pursuant to which the Company will pay $1,667 per month for office space, utilities, and secretarial and administrative support, commencing on the date the Company’s securities were first listed on the Nasdaq Global Market and ending upon the earlier of the consummation of a Business Combination or the Company’s liquidation. For the three and nine months ended September 30, 2026, the Company incurred $5,001 and $9,169, respectively, of fees under this agreement, all of which was accrued and unpaid as of September 30, 2026.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of September 30, 2026, no Working Capital Loans were outstanding.

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

NOTE 7 – SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share.

As of September 30, 2026, there were 10,000,000 Class A ordinary shares issued and outstanding subject to possible redemption, which are presented as temporary equity in accordance with ASC 480-10-S99. The redemption provisions are not solely within the control of the Company and, accordingly, such shares are classified outside of permanent equity.

In addition, as of September 30, 2026, there were 490,000 Class A ordinary shares issued and outstanding that are not subject to redemption, which are included in shareholders’ equity, consisting of the 140,000 Class A ordinary shares underlying the Private Placement Units and the 350,000 representative shares issued to the Underwriter.

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

On June 4, 2025, Stone Bay, LLC purchased 2,424,324 Class B ordinary shares ("Founder Shares") for an aggregate purchase price of $25,000. Up to 527,027 of the Founder Shares were subject to surrender by Stone Bay, LLC for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. In October 2025, the Company effected a share capitalization, resulting in the issuance of an additional 1,616,217 Class B ordinary shares (Founder Shares) to Stone Bay, LLC for no additional consideration. Following the share capitalization, Stone Bay, LLC held an aggregate of 4,040,541 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

The underwriters’ over-allotment option expired unexercised on May 28, 2026. Upon expiration of the option, the 527,027 Founder Shares that were subject to forfeiture became subject to surrender to the Company for no consideration. During the three months ended September 30, 2026, these shares were surrendered and cancelled. As of September 30, 2026, there were 3,513,514 Class B ordinary shares issued and outstanding.

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

As of September 30, 2026, there were 10,140,000 rights outstanding, consisting of 10,000,000 public rights and 140,000 private rights.

Warrants — As of September 30, 2026, there were 10,000,000 Public Warrants and 140,000 Private Placement Warrants outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026
Assets:
Investments held in Trust Account – money market fund	1	$101,658,921

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

The option expired unexercised on May 28, 2026, and its fair value at that date was zero. The following table presents the change in the fair value of the over-allotment option liability:

Over-Allotment Option Liability
Initial recognition at April 15, 2026	$70,726
Change in fair value	(70,726)
Balance as of September 30, 2026	$-

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2026.

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

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from June 3, 2025 (Inception) Through September 30, 2025
Less: Formation and operating costs	$(146,221)	$(10,000)	$(207,224)	$(14,431)
Less: Offering costs attributable to over-allotment option liability	-	-	(3,155)	-
Interest income	2,510	-	4,319	-
Dividend income earned on investments held in Trust Account	920,486	-	1,658,921	-
Change in fair value of over-allotment option liability	-	-	70,726	-
Net income (loss)	$776,775	$(10,000)	$1,523,587	$(14,431)

Segment assets, representing total assets, were $101,892,001 as of September 30, 2026 and $128,653 as of December 31, 2025, consisting principally of investments held in the Trust Account, cash held outside the Trust Account and prepaid expenses.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 12, 2026, the date the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited financial statements.

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

As of September 30, 2026, we had not commenced any operations. All activity for the period from June 3, 2025 (inception) through September 30, 2026 related to our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a target business. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. Prior to the consummation of the Initial Public Offering, we generated limited non-operating income in the form of interest on cash and cash equivalents. Following the consummation of the Initial Public Offering, we generated non-operating income from investments held in the Trust Account.

The registration statement for our Initial Public Offering was declared effective by the SEC on April 13, 2026. On April 15, 2026, we consummated our Initial Public Offering of 10,000,000 units (the "Units") at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 140,000 private placement units (the "Private Placement Units") to West Pike, LLC, one of our co-sponsors, at a price of $10.00 per Private Placement Unit, generating aggregate gross proceeds of $1,400,000. The underwriter did not exercise its 45-day over-allotment option to purchase up to 1,500,000 additional Units, and the option expired unexercised on May 28, 2026. As a result, 527,027 founder shares held by Stone Bay, LLC became subject to surrender to us for no consideration. During the three months ended September 30, 2026, these shares were surrendered and cancelled, leaving 3,513,514 Class B ordinary shares issued and outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2026 were organizational activities, those necessary to prepare for our Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

For the three months ended September 30, 2026, we had net income of $776,775, consisting of formation and operating costs of $146,221, offset by interest income of $2,510 and dividend income earned on investments held in the Trust Account of $920,486. Our operating costs for the period consisted primarily of legal, accounting, regulatory, listing, insurance and other costs associated with operating as a public company and preparing for a Business Combination.

For the three months ended September 30, 2025, we had a net loss of $10,000, and for the period from June 3, 2025 (inception) through September 30, 2025, we had a net loss of $14,431, in each case consisting of formation and operating costs.

For the nine months ended September 30, 2026, we had net income of $1,523,587, consisting of formation and operating costs of $207,224 and offering costs of $3,155 attributable to the over-allotment option liability, offset by interest income of $4,319, dividend income earned on investments held in the Trust Account of $1,658,921 and a gain of $70,726 on the change in fair value of the over-allotment option liability. The over-allotment option was recognized as a liability out of the proceeds of the Initial Public Offering on April 15, 2026 and expired unexercised on May 28, 2026, at which time its fair value was zero.

The change from a net loss in the 2025 periods to net income in the 2026 periods was primarily due to dividend income earned on the investments held in the Trust Account following the closing of the Initial Public Offering on April 15, 2026 and, for the nine months ended September 30, 2026, the gain on the change in fair value of the over-allotment option liability, partially offset by higher formation and operating costs following the Initial Public Offering, primarily related to our search for a target business and ongoing operations. During the 2025 periods, our activities were limited to organizational activities and preparation for the Initial Public Offering, and costs directly related to the Initial Public Offering were recorded as deferred offering costs rather than expensed.

Liquidity and Capital Resources

As of September 30, 2026, we had $199,311 in cash held outside the Trust Account and working capital of $84,492.

Our liquidity needs through September 30, 2026 had been satisfied through a payment of $25,000 from Stone Bay, LLC, one of our co-sponsors, for the founder shares, loans from Stone Bay, LLC under an unsecured promissory note and, following the closing of the Initial Public Offering on April 15, 2026, the net proceeds of the Initial Public Offering and the Private Placement not held in the Trust Account. As of September 30, 2026, $99,000 was outstanding under the promissory note.

For the nine months ended September 30, 2026, net cash used in operating activities was $220,008. Net income of $1,523,587 was adjusted for dividend income earned on investments held in the Trust Account of $1,658,921, the $70,726 gain on the change in fair value of the over-allotment option liability and $3,155 of offering costs attributable to that liability (all non-cash items) and formation and operating costs of $600 paid directly by the Sponsors through the related party payable, and was further affected by changes in operating assets and liabilities of $(17,703), consisting of an increase in prepaid expenses of $33,769, partially offset by an increase in accounts payable and accrued expenses of $6,897 and an increase of $9,169 in amounts accrued under the administrative services agreement.

For the nine months ended September 30, 2026, net cash used in investing activities was $100,000,000, consisting of cash deposited into the Trust Account upon the closing of the Initial Public Offering and the Private Placement.

For the nine months ended September 30, 2026, net cash provided by financing activities was $100,409,931, consisting of $100,000,000 of gross proceeds from the Initial Public Offering, $1,330,000 of cash proceeds from the sale of the Private Placement Units and $80,000 of drawdowns under the promissory note from Stone Bay, LLC, partially offset by $1,000,069 of offering costs paid. The remaining $70,000 of the $1,400,000 Private Placement purchase price was funded through a non-cash settlement of the promissory note.

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

In order to finance transaction costs in connection with a Business Combination, our co-sponsors or an affiliate of our co-sponsors, or certain of our officers and directors, may, but are not obligated to, loan us funds as may be required (the "Working Capital Loans"). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into private placement units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of September 30, 2026, no Working Capital Loans were outstanding.

Going Concern

As of September 30, 2026, we had $199,311 in cash held outside the Trust Account and working capital of $84,492. We have until April 15, 2027 (or July 15, 2027 in the event that a definitive Business Combination agreement has been publicly announced) to consummate our initial Business Combination. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, "Presentation of Financial Statements – Going Concern," management has determined that our mandatory liquidation and subsequent dissolution, should a Business Combination not be completed by April 15, 2027, raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the accompanying unaudited financial statements are issued. Management intends to address this uncertainty through the completion of a Business Combination or a valid extension of the completion period; however, there can be no assurance that these plans will be successful. The unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2026, we had no material off-balance sheet arrangements or long-term contractual cash requirements other than the promissory note and the administrative services agreement described in Note 5 to the unaudited financial statements included in this Quarterly Report.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective.

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

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2025, Stone Bay, LLC, one of the Company’s sponsors, paid $25,000, or approximately $0.01 per share, to cover certain of our offering costs in exchange for 2,424,324 Class B ordinary shares. In October 2025, we effected a share capitalization resulting in the issuance of an additional 1,616,217 founder shares. As a result, Stone Bay, LLC held an aggregate of 4,040,541 founder shares. Upon the expiration of the underwriter’s over-allotment option on May 28, 2026, 527,027 founder shares held by Stone Bay, LLC became subject to surrender to us for no consideration. During the three months ended September 30, 2026, these shares were surrendered and cancelled, leaving 3,513,514 Class B ordinary shares issued and outstanding. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On April 15, 2026, we consummated our initial public offering (the “IPO”) of 10,000,000 units (“Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (“Ordinary Shares”), one right (“Rights”), each Right entitling its holder to receive one-fourth of one Ordinary Share upon the completion of the Company’s initial business combination and one warrant (“Warrants”), each Warrant entitling the holder to purchase one Ordinary Share for $11.50. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-294616). The registration statement was declared effective on April 13, 2026. The underwriter’s 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments expired unexercised on May 28, 2026, and no additional Units were issued.

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

Item 5 – Other Information

During the quarter ended September 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

MAYWOOD ACQUISITION CORP. 2

Dated: November 12, 2026	By:	/s/ Zikang Wu
Zikang Wu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

